Form 10-K/A
Sequoia Mortgage Trust 2012-2
filed 2013-06-27
CIK 1545416

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                  Amendment No. 1


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

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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


The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by PHH Mortgage (the "2012 PHH Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item and 1122(d)(4)(vii) of Regulation AB. The 2012 PHH Assessment is attached to this Form 10-K/A as exhibit 33.3.

1122(d)(4)(vii) During the year ended December 31, 2012, the Asserting Party could not provide documentation to support that foreclosure and repossession procedures that were not concluded in accordance with the timelines in the transaction agreements were outside the control of the Asserting Party.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K/A as exhibit 33.6.

There were no instances of noncompliance for the transaction to which this Form 10-K/A relates that led to Wells Fargo's determination that there was material instances of noncompliance at the platform level.

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


    Date:   June 27, 2013



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
